Form 10QSB
period 2005-09-30
BASSET ENTERPRISES INC
filed 2005-11-21
CIK 1097752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __X__ No ______

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2005, the following shares were outstanding: 1,965,200

Transitional Small Business Disclosure Format (Check one):  Yes _____  No __X__

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            BASSET ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            BALANCE SHEET (UNAUDITED)

                                                                   September 30,
                                                                   -------------
                                                                       2005
                                                                       ----
                                     ASSETS

Current assets
  Cash ............................................................  $      -
                                                                     --------
Total current assets ..............................................         -
                                                                     --------

Total assets ......................................................  $      -
                                                                     ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accrued liabilities .............................................  $      -
  Payable to stockholder ..........................................    11,625
                                                                     --------
Total current liabilities .........................................    11,625

Stockholders' deficit
  Preferred stock: par value $.01; 5,000,000 shares authorized;
    no shares issued and outstanding ..............................         -
Common stock: par value $.001; 50,000,000 shares authorized;
  1,965,200 shares issued and outstanding .........................     1,965
  Additional paid in capital ......................................     2,760
  Deficit accumulated during the development stage ................   (16,350)
                                                                     --------
Total stockholders' deficit .......................................   (11,625)
                                                                     --------

Total liabilities and stockholders' deficit .......................  $      -
                                                                     ========

            See accompanying notes to unaudited financial statements

                                               BASSET ENTERPRISES, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                                         STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                         Period from
                                                                                                         June 4, 1999
                                                                                                         (inception)
                                                    Three months ended           Nine months ended            to
                                                       September 30,               September 30,         September 30,
                                                --------------------------   --------------------------  ------------
                                                    2005           2004          2005          2004           2005
                                                -----------    -----------   -----------    -----------   -----------
Revenues
  Sales revenues ............................   $         -    $         -   $         -    $         -   $         -
  Cost of sales .............................             -              -             -              -             -
                                                -----------    -----------   -----------    -----------   -----------
    Gross profit ............................             -              -             -              -             -

Operating expenses
  General and administrative expenses .......         1,375              -         5,125              -        16,415
                                                -----------    -----------   -----------    -----------   -----------
    Total operating expenses ................         1,375              -         5,125              -        16,415
                                                -----------    -----------   -----------    -----------   -----------

Loss from operations ........................        (1,375)             -        (5,125)             -       (16,415)

Other income
  Interest income ...........................             -              -             -              -            65
                                                -----------    -----------   -----------    -----------   -----------
    Total other income ......................             -              -             -              -            65
                                                -----------    -----------   -----------    -----------   -----------

Net loss before income taxes ................        (1,375)             -        (5,125)             -       (16,350)

Provision for income taxes ..................             -              -             -              -             -
                                                -----------    -----------   -----------    -----------   -----------

Net loss ....................................   $    (1,375)   $         -   $    (5,125)   $         -   $   (16,350)
                                                ===========    ===========   ===========    ===========   ===========

Basic and diluted net loss per share ........   $     (0.00)   $         -   $     (0.00)   $         -
                                                ===========    ===========   ===========    ===========

Weighted average number of shares outstanding     1,965,200      1,965,200     1,965,200      1,965,200
                                                ===========    ===========   ===========    ===========

                               See accompanying notes to unaudited financial statements

                                                           2

                                               BASSET ENTERPRISES, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                             FROM JUNE 4, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005

                                                        Common Stock                        Development
                                                       $.001 Par Value         Additional      Stage
                                                   -----------------------      Paid In     Accumulated
                                                     Shares        Amount       Capital       Deficit         Total
                                                   ---------     ---------     ---------     ---------      ---------
Balance at June 4, 1999 (date of inception) ..             -     $       -     $       -     $       -      $       -
  Common stock issued for cash ...............       689,700           690         2,760             -          3,450
  Net loss for the period ....................             -             -             -        (2,394)        (2,394)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 1999 ....................       689,700           690         2,760        (2,394)         1,056

  Common stock issued for cash ...............     1,211,000         1,211             -             -          1,211
  Net loss for the year ......................             -             -             -        (2,160)        (2,160)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2000 ....................     1,900,700         1,901         2,760        (4,554)           107

  Common stock issued for cash ...............        64,500            64             -             -             64
  Net loss for the year ......................             -             -             -          (171)          (171)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2001 ....................     1,965,200         1,965         2,760        (4,725)             -

  Net loss for the year ......................             -             -             -             -              -
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2002 ....................     1,965,200         1,965         2,760        (4,725)             -

  Net loss for the year ......................             -             -             -             -              -
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2003 ....................     1,965,200         1,965         2,760        (4,725)             -

  Net loss for the year ......................             -             -             -        (6,500)        (6,500)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2004 ....................     1,965,200         1,965         2,760       (11,225)        (6,500)

  Net loss for the period ....................             -             -             -        (5,125)        (5,125)
                                                   ---------     ---------     ---------     ---------      ---------
Balance September 30, 2005 ...................     1,965,200     $   1,965     $   2,760     $ (16,350)     $ (11,625)
                                                   =========     =========     =========     =========      =========

                               See accompanying notes to unaudited financial statements

                                                           3

                                               BASSET ENTERPRISES, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                                         STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                         Period from
                                                                                                         June 4, 1999
                                                                                                         (inception)
                                                                         Nine months ended                    to
                                                                            September 30,                September 30,
                                                                    ----------------------------         ------------
                                                                      2005                2004               2005
                                                                    --------            --------         ------------
Cash flows from operating activities:
    Net loss ............................................           $ (5,125)           $      -           $(16,350)
    Adjustments to reconcile net loss to
      net cash used in operations:
      Changes in operating assets and liabilities:
        Accrued liabilities .............................                  -                   -                  -
                                                                    --------            --------           --------
    Net cash used in operations .........................             (5,125)                  -            (16,350)

Cash flows from financing activities:
    Increase in payable to stockholder ..................              5,125                   -             11,625
    Issuance of common stock ............................                  -                   -              4,725
                                                                    --------            --------           --------
        Net cash provided by financing activities .......              5,125                   -             16,350
                                                                    --------            --------           --------

    Increase in cash and cash equivalents ...............                  -                   -                  -

    Cash and cash equivalents, beginning of period ......                  -                   -                  -
                                                                    --------            --------           --------
    Cash and cash equivalents, end of period ............           $      -            $      -           $      -
                                                                    ========            ========           ========

Supplemental disclosures of cash flow information:
    Cash paid for interest ..............................           $      -            $      -
                                                                    ========            ========
    Cash paid for income taxes ..........................           $      -            $      -
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

         DESCRIPTION OF BUSINESS

         Basset Enterprises, Inc. (a development stage enterprise) (the Company) was formed on June 4, 1999 in the State of Nevada. The Company's activities to date have been primarily directed towards the raising of capital and the seeking of business opportunities.

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

         There is no provision for income taxes due to continuing losses. At September 30, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $16,300, which expire from 2019 through 2025. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.       PAYABLE TO STOCKHOLDER

         The Company's majority stockholder has paid expenses on behalf of the Company. Those expenses consisted solely of professional fees incident to maintaining corporate existence. At September 30, 2005, the Company owed $11,625 to the stockholder. The amount bears no interest and is payable on demand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

         As of September 30, 2005, the Company remains in the development stage. For the period ended September 30, 2005, the Company's balance sheet reflects current and total assets of $0, and total current liabilities of $11,625 which represents professional fees incident to maintaining corporate existence that a majority shareholder has paid on the Company's behalf. The amount bears no interest and is payable on demand.

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

Results of Operations

         During the period from June 4, 1999 (inception) through September 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodic reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

         The Company experienced a net loss of $1,375 and $5,125 for the three-month and nine-month periods ended September 30, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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


BASSET ENTERPRISES, INC.


By: /s/ Cosmo Palmieri
    ------------------
Cosmo Palmieri, President and Treasurer
Date: November 17, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Jose Acevedo
    ----------------
Jose Acevedo, Secretary
Date: November 17, 2005


By: /s/ Cosmo Palmieri
    ------------------
Cosmo Palmieri, President and Treasurer
Date: November 17, 2005