Form 10QSB
period 2006-03-31
BASSET ENTERPRISES INC
filed 2008-03-13
CIK 1097752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

 BASSET ENTERPRISES, INC.

(Name of small business issuer in its charter)

Nevada	0-51355	13-4067603
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
P.O. Box 110310 Naples, Florida 34108-0106
(Address of Principal Executive Office)

Issuer's telephone number:  (239) 598-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No  [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 6, 2008, the following shares were outstanding: 1,965,200.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The consolidated financial statements of Basset Enterprises, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2005.

 BASSET ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED  MARCH 31, 2006

Basset Enterprises, Inc.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2006

ASSETS	2006
CURRENTS ASSETS
Cash	$ -

TOTAL CURRENT ASSETS	$ -

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	-
Payable to Stockholder	$ 11,625
TOTAL CURRENT LIABILITIES	11,625

TOTAL LIABILITIES	$ 11,625

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares;
authorized; no shares issued & outstanding	-
Common stock: par value $.001; 50,000,000 shares
authorized; 1,965,200 shares issued and outstanding	1,965
Additional paid in capital	2,760
Deficit accumulated during the development stage	(16,350)
TOTAL STOCKHOLDERS' DEFICIT	(11,625)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) thru March 31, 2006

				Cumulative Amount from June 4, 1999 (inception) to March 31, 2006
		For the Three Months Ended March 31,

		2006	2005
REVENUES
Sales		$ -	$ -	$ -
Cost of Sales		-	-	-

Gross Profit		-	-	-

OPERATING EXPENSES
Administrative and General		-	2,375	16,350
TOTAL OPERATING EXPENSES		-	2,375	16,350

LOSS FROM OPERATIONS		-	(2,375)	(16,350)

OTHER INCOME
Interest Income		-	-	-

TOTAL OTHER INCOME		-	-	-

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		-	(2,375)	(16,350)

PROVISION FOR INCOME TAXES		-	-	-

NET INCOME (LOSS)		$ -	$ (2,375)	$(16,350)

Net Loss Per Common Share		**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		1,965,200	1,965,200

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period June 4, 1999 (inception) thru March 31, 2006

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings	TOTAL
	Shares	Amount	Capital	(Deficit)

Balance at June 4, 1999 (date of inception)	-		$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760		3,450
Net loss for the period	-	-	-	(2,394)	(2,394)
Balance December 31, 1999	689,700	690	2,760	(2,394)	1,056

Common stock issued for cash	1,211,000	1,211			1,211
Net loss for the year	-	-	-	(2,160)	(2,160)
Balance December 31, 2000	1,900,700	1,901	2,760	(4,554)	107

Common stock issued for cash	64,500	64	-		64
Net loss for the year	-	-	-	(171)	(171)
Balance December 31, 2001	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2002	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	1,965,200	1,965	2,760	(11,225)	(6,500)

Net loss for the year	-	-	-	(5,125)	(5,125)
Balance December 31, 2005	1,965,200	1,965	2,760	(16,350)	(11,625)

Net loss for the period	-	-	-	-	-
Balance March 31, 2006	1,965,200	1,965	2,760	(16,350)	(11,625)

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) thru March 31, 2006

			Cumulative Amount from June 4, 1999 (Inception) to March 31, 2006
	For the Three Months Ended March 31

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ -	$ (2,375)	$ (16,350)
Adjustment to reconcile net loss to
Net cash used in operations:
Changes in operating assets and liabilities:
Accrued liabilities	-	-	-

NET CASH USED IN OPERATIONS	-	(2,375)	(16,350)

CASH FLOWS FROM FINANCING ACTIVITIES	-
Increase in payable to stockholder	-	2,375	5,125
Issuance of common stock	-	-	11,225
Net cash provided by financing activities	-	2,375	16,350

NET INCREASE (DECREASE) IN CASH AND CASH QUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

BASSET ENTERPRISES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (JUNE 4, 1999) THROUGH MARCH 31, 2006

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

Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2006.

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

Basic Loss Per Common Share

        Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at March 31, 2006 for purposes of computing fully diluted earnings per share.

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

There is no provision for income taxes due to continuing losses. At December 31, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $16,350 which expire through 2025. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at March 31, 2006 and 2005 were $11,625 and $5,125 respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

Liquidity and Capital Resources

As of March 31, 2006, the Company remains in the development stage.  As of March 31, 2006, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $11,625.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $16,350.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.

EXHIBITS

(a)

The following exhibits are filed herewith:

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSET ENTERPRISES, INC.

By: /s/ Cosmo Palmieri, President

Date: March 11, 2008

By: /s/ Cosmo Palmieri, Chief Financial Officer

Date: March 11, 2008