Form 10KSB
period 2006-12-31
BASSET ENTERPRISES INC
filed 2008-03-13
CIK 1097752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The Securities and Exchange Commission ("SEC") maintains the view that securities issued by a blank check company such as Basset Enterprises, Inc. cannot be resold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 but must be registered under the Securities Act of 1933. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2006.

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

Liquidity and Capital Resources

As of December 31, 2006, the Company remains in the development stage.  As of December 31, 2006, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $11,750.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $16,475.

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

FOR THE YEAR ENDED DECEMBER 31, 2006

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Basset Enterprises, Inc.

Naples Florida

We have audited the accompanying balance sheet of Basset  Enterprises, Inc.. (a development stage enterprise)(the “Company”) as of December 31, 2006 and related statements of operations, stockholders’ deficit, and cash flows for the period June 4, 1999 (inception) thru December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2004 and for the year ended December 31, 2004 were audited by other auditors whose report dated March 24, 2005 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since June  4, 1999 (Date of Inception) to December 31, 2006 insofar as it relates to amounts for the prior periods through December 31, 2004 is based on the report of the other auditors

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basset Enterprises, Inc.. (a Nevada corporation) as of December 31, 2006 and the results of its operations and its cash flows for the period June 4, 1999 (inception) thru December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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
As of December 31, 2006

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

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) thru December 31, 2006

				Cumulative Amount from June 4, 1999 (inception) to December 31, 2006
		For the Years Ended December 31,

		2006	2005
REVENUES
Sales		$ -	$ -	$ -
Cost of Sales		-	-	-

Gross Profit		-	-	-

OPERATING EXPENSES
Administrative and General		125	5,125	16,350
TOTAL OPERATING EXPENSES		125	5,125	16,350

LOSS FROM OPERATIONS		(125)	(5,125)	(16,350)

OTHER INCOME
Interest Income		-	-	-

TOTAL OTHER INCOME		-	-	-

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(125)	(5,125)	(16,350)

PROVISION FOR INCOME TAXES		-	-	-

NET INCOME (LOSS)		$ (125)	$ (5,125)	$ (16,350)

Net Loss Per Common Share		**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		1,965,200	1,965,200

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period June 4, 1999 (inception) thru December 31, 2006

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings	TOTAL
	Shares	Amount	Capital	(Deficit)

Balance at June 4, 1999 (date of inception)	-		$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760		3,450
Net loss for the period	-	-	-	(2,394)	(2,394)
Balance December 31, 1999	689,700	690	2,760	(2,394)	1,056

Common stock issued for cash	1,211,000	1,211			1,211
Net loss for the year	-	-	-	(2,160)	(2,160)
Balance December 31, 2000	1,900,700	1,901	2,760	(4,554)	107

Common stock issued for cash	64,500	64	-		64
Net loss for the year	-	-	-	(171)	(171)
Balance December 31, 2001	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2002	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	1,965,200	1,965	2,760	(11,225)	(6,500)

Net loss for the year	-	-	-	(5,125)	(5,125)
Balance December 31, 2005	1,965,200	1,965	2,760	(16,350)	(11,625)

Net loss for the year	-	-	-	(125)	(125)
Balance December 31, 2006	1,965,200	1,965	2,760	(16,475)	(11,750)

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) thru December 31, 2006

			Cumulative Amount from June 4, 1999 (Inception) to December 31, 2006
	For the Years Ended December 31,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (125)	$ (5,125)	$ (16,475)
Adjustment to reconcile net loss to
Net cash used in operations:
Changes in operating assets and liabilities:
Accrued liabilities	-	-	-

NET CASH USED IN OPERATIONS	(125)	(5,125)	(16,475)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-
Increase in payable to stockholder	125	5,125	5,250
Issuance of common stock	-	-	11,225
Net cash provided by financing activities	125	5,125	16,475

NET INCREASE (DECREASE) IN CASH AND CASH QUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

BASSET ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (June 4, 1999) THROUGH DECEMBER 31, 2006

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

Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2006.

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

Basic Loss Per Common Share

        Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2006 for purposes of computing fully diluted earnings per share.

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

There is no provision for income taxes due to continuing losses. At December 31, 2006, the Company has net operating loss carryforwards for tax purposes of approximately $16,475, which expire through 2026. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2006 and 2005 were $11,750 and $11,625 respectively.

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

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for audit of the Company's annual financial statements were $1,000 for the fiscal year ended December 31, 2006, and $1,000 for the fiscal year ended December 31, 2005.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2005 and 2004.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2006 and $0.00 for the fiscal year ended December 31, 2005.

All Other Fees

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2006 and 2005.

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