Form 10QSB
period 2007-06-30
BASSET ENTERPRISES INC
filed 2008-03-13
CIK 1097752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

 BASSET ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2007

Basset Enterprises, Inc.
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2007

ASSETS	2007
CURRENTS ASSETS
Cash	$ -

TOTAL CURRENT ASSETS	-

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Liabilities	-
Payable to Stockholder	$ 11,875
TOTAL CURRENT LIABILITIES	11,875

TOTAL LIABILITIES	$ 11,875

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares;
authorized; no shares issued & outstanding	-
Common stock: par value $.001; 50,000,000 shares
authorized; 1,965,200 shares issued and outstanding	1,965
Additional paid in capital	2,760
Deficit accumulated during the development stage	(16,660)
TOTAL STOCKHOLDERS' DEFICIT	(11,875)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) thru June 30, 2007

						Cumulative Amount from June 4, 1999 (inception) to June 30, 2007
		For the Three Months Ended June 30,		For the Six Months Ended June 30,

		2007	2006	2007	2006
REVENUES
Sales		$ -	$ -	$ -	$ -	$ -
Cost of Sales		-	-	-	-	-

Gross Profit		-	-	-	-	-

OPERATING EXPENSES
Administrative and General		125	125	125	125	16,350
TOTAL OPERATING EXPENSES		125	125	125	125	16,350

LOSS FROM OPERATIONS		(125)	(125)	(125)	(125)	(16,350)

OTHER INCOME
Interest Income		-	-	-	-	-

TOTAL OTHER INCOME		-	-	-	-	-

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(125)	(125)	(125)	(125)	(16,350)

PROVISION FOR INCOME TAXES		-	-	-	-	-

NET INCOME (LOSS)		$ (125)	$ (125)	$ (125)	$ (125)	$ (16,350)

Net Loss Per Common Share		**	**	**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		1,965,200	1,965,200	1,965,200	1,965,200

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period June 4, 1999 (inception) thru June 30, 2007

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings	TOTAL
	Shares	Amount	Capital	(Deficit)

Balance at June 4, 1999 (date of inception)	-		$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760		3,450
Net loss for the period	-	-	-	(2,394)	(2,394)
Balance December 31, 1999	689,700	690	2,760	(2,394)	1,056

Common stock issued for cash	1,211,000	1,211			1,211
Net loss for the year	-	-	-	(2,160)	(2,160)
Balance December 31, 2000	1,900,700	1,901	2,760	(4,554)	107

Common stock issued for cash	64,500	64	-		64
Net loss for the year	-	-	-	(171)	(171)
Balance December 31, 2001	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2002	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	1,965,200	1,965	2,760	(11,225)	(6,500)

Net loss for the year	-	-	-	(5,125)	(5,125)
Balance December 31, 2005	1,965,200	1,965	2,760	(16,350)	(11,625)

Net loss for the year	-	-	-	(125)	(125)
Balance December 31, 2006	1,965,200	1,965	2,760	(16,475)	(11,750)

Net loss for the Period	-	-	-	(125)	(125)
Balance June 30, 2007	1,965,200	1,965	2,760	(16,600)	(11,875)

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) thru June 30, 2007

			Cumulative Amount from June 4, 1999 (Inception) to June 30, 2007
	For the Six Months Ended June 30

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (125)	$ (125)	$ (16,660)
Adjustment to reconcile net loss to
Net cash used in operations:
Changes in operating assets and liabilities:
Accrued liabilities	-	-	-

NET CASH USED IN OPERATIONS	(125)	(125)	(16,660)

CASH FLOWS FROM FINANCING ACTIVITIES	-
Increase in payable to stockholder	125	125	5,375
Issuance of common stock	-	-	11,225
Net cash provided by financing activities	125	125	16,660

NET INCREASE (DECREASE) IN CASH AND CASH QUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

BASSET ENTERPRISES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (JUNE 4, 1999) THROUGH JUNE 30, 2007

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

Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended June 30, 2007.

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

Basic Loss Per Common Share

        Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at June 30, 2007 for purposes of computing fully diluted earnings per share.

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

There is no provision for income taxes due to continuing losses. At December 31, 2006, the Company has net operating loss carryforwards for tax purposes of approximately $16,350, which expire through 2026. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at June 30, 2007 and 2006 were $11,875 and $11,750, respectively.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company remains in the development stage.  As of June 30, 2007, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $11,875.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $16,660.

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