Form 10-Q
period 2008-06-30
BASSET ENTERPRISES INC
filed 2008-08-12
CIK 1097752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of June 30, 2008 the Issuer had 1,965,200 shares of common stock issued and outstanding.

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

BASSET ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2008

Basset Enterprises, Inc.
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2008 and December 31, 2007

ASSETS	2008	2007
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL CURRENT ASSETS	-	$ -

TOTAL ASSETS	-	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued Liabilities	1,373	-
Payable to Stockholder	19,821	$ 11,875
TOTAL CURRENT LIABILITIES	21,193	11,875

TOTAL LIABILITIES	21,193	$ 11,875

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares
authorized; no shares issued & outstanding	-	-
Common stock: par value $.001; 50,000,000 shares
authorized; 1,965,200 shares issued and outstanding		1,965
Additional paid in capital	10,151	2,760
Deficit accumulated during the development stage	(25,918)	(16,660)
TOTAL STOCKHOLDERS' DEFICIT	(21,193)	(11,875)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From June 4, 1999 (Date of Inception) June 30, 2008

		For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Amount from June 4, 1999 (inception) to June 30,
		2008	2007	2008	2007	2008

REVENUES
Sales		$ -	$ -	$ -	$ -	$ -
Cost of Sales		-	-	-	-	-

Gross profit		-	-	-	-	-

OPERATING EXPENSES
Administrative and General		1,873	125	9,318	125	(25,918)
TOTAL OPERATING EXPENSES		1,873	125	9,318	125	(25,918)

LOSS FROM OPERATIONS		(1,873)	(125)	(9,318)	(125)	25,918

OTHER INCOME
Interest Income		-	-	-	-	-

TOTAL OTHER INCOME		-	-	-	-	-

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(1,873)	(125)	(9,318)	(125)	25,918

PROVISION FOR INCOME TAXES		-	-	-	-	-

NET INCOME (LOSS)		$ (1,873)	$ (125)	$ (9,318)	$ (125)	$ 25,918

Net Loss Per Common Share		**	**	**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		1,965,200	1,965,200	1,965,200	1,965,200

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From June 4, 1999 (Date of Inception) June 30, 2008

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance at June 4, 1999 (date of inception)	-		$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760		3,450
Net loss for the year	-	-	-	(2,394)	(2,394)
Balance December 31, 1999	689,700	690	2,760	(2,394)	1,056

Common stock issued for cash	1,211,000	1,211			1,211
Net loss for the year	-	-	-	(2,160)	(2,160)
Balance December 31, 2000	1,900,700	1,901	2,760	(4,554)	107

Common stock issued for cash	64,500	64	-		64
Net loss for the year	-	-	-	(171)	(171)
Balance December 31, 2001	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2002	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	1,965,200	1,965	2,760	(11,225)	(6,500)

Net loss for the period	-	-	-	(5,125)	(5,125)
Balance December 31, 2005	1,965,200	1,965	2,760	(16,350)	(11,625)

Net loss for the period	-	-	-	(125)	(125)
Balance December 31, 2006	1,965,200	1,965	2,760	(16,475)	(11,750)

Net loss for the period	-	-	-	(125)	(125)
Balance December 31, 2007	1,965,200	1,965	2,760	(16,600)	(11,875)

Net loss for the period	-	-	-	(9,318)	(9,318)
Balance June 30, 2008	1,965,200	1,965	2,760	(25,918)	(21,193)

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From June 4, 1999 (Date of Inception) June 30, 2008

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Amount from June 4, 1999 (inception) to June 30,
	2008	2007	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$ (1,873)	$ (125)	$ (7,445)	$ (125)	$ (24,045)
Adjustment to reconcile net loss to
Net cash used in operations:
Changes in operating assets and liabilities:
Accrued liabilities		-	-	-	-

NET CASH USED IN OPERATING ACTIVITIES		(125)	(7,445)	(125)	(24,045)

CASH FLOWS FROM FINANCING ACTIVITIES		-	-	-
Increase in payable to stockholder		125	7,445	125	12,820
Issuance of common stock		-	-	-	11,225
Net cash provided by financing activities		125	7,445	125	24,045

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		-	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		-	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD		-	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash pain for interest		-	-	-	-
Cash paid for income taxes		-	-	-	-

The accompanying notes are an integral part of these financial statements.

BASSET ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (JUNE 4, 1999) THROUGH JUNE 30, 2008

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the three months ended June 30, 2008, 2007 and the period inception (June 4, 1999 through June 30, 2008).  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2007, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2007 Annual Report on Form 10-KSB. Our results for the six months ended June 30, 2008 may not be indicative of our results for the twelve months ended December 31, 2008.

New Accounting Pronouncements

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”   SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company’s financial statements.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The

Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s financial statements.

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount paid during the six months ended June 30, 2008 was $7,946.  The balance payable to the shareholder at June 30, 2008 and December 31, 2007 were $19,821 and $11,875 respectively.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $21,193.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $25,918.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Subsequent to the end of the period covered by this report, as reported on a Definitive 14C Information Statement filed by the Company with the Securities and Exchange Commission on August 11, 2008, and hereby incorporated by reference, as of June 30, 2008, the Company’s Board of Directors and the consenting majority shareholders, adopted and approved resolutions to effect a one-for-fifteen (1-for-15) reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Split”).  The Company anticipates that the reverse stock split will become effective on or about September 3, 2008.

Once effective, the immediate effect of the Reverse Split will be to reduce the total number of outstanding shares of the Company’s common stock from 1,965,200 to approximately 131,014 shares presently issued  and outstanding. The Reverse Split will affect all of the holders of all classes of the Company’s common stock uniformly and will not affect any stockholder’s percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that will result from the rounding of fractional shares.  The Reverse Split will not cause a reduction in the Company’s 50,000,000 shares of authorized common stock.

No fractional shares will be issued for any fractional share interest created by the Reverse Split; shareholders will receive a full share of common stock for any fractional share interests created by the Reverse Split.

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

BASSET ENTERPRISES, INC.

By:  /S/ Cosmo Palmieri

Cosmo Palmieri, President

Date:     August 12, 2008

By:  /S/ Cosmo Palmieri

Cosmo Palmieri, Chief Financial Officer

Date:     August 12, 2008