Form 10-Q
period 2008-09-30
BASSET ENTERPRISES INC
filed 2008-11-21
CIK 1097752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 0-51355

BASSET ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-4067603
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

3102-3105 Time Square Plaza, Yitian Road, Futian District Shenzhen, China (Address of principal executive offices)
Registrant’s telephone number, including area code: 86-755-33953660

P.O. Box 110310 Naples Florida 34108-0106 (former address of principal executive offices)

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

As of September 30, 2008 the Issuer had 5,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Basset Enterprises, Inc. (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-KSB, and all amendments thereto, for the fiscal year ended December 31, 2007.

BASSET ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-10

Basset Enterprises, Inc.
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2008 and December 31, 2007

	Unaudited	Audited
ASSETS	2008	2007
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL CURRENT ASSETS	-	$ -

TOTAL ASSETS	-	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	500	-
Payable to Stockholder	28,183	$ 11,875
TOTAL CURRENT LIABILITIES	28,683	11,875

TOTAL LIABILITIES	28,683	$ 11,875

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares
authorized; no shares issued & outstanding	-	-
Common stock: par value $.001; 50,000,000 shares
authorized; 4,999,998 shares issued and outstanding	5,000	1,965
Additional paid in capital	19,725	2,760
Deficit accumulated during the development stage	(53,408)	(16,600)
TOTAL STOCKHOLDERS' DEFICIT	(28,683)	(11,875)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From June 4, 1999 (Date of Inception) September 30, 2008

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative Amount from June 4, 1999 (inception) to September
		2008	2007	2008	2007	30, 2008
REVENUES
Sales		$ -	$ -	$ -	$ -	$ -
Cost of Sales		-	-	-	-	-

Gross profit		-	-	-	-	-

OPERATING EXPENSES
Administrative and General		27,492	125	36,808	125	53,408
TOTAL OPERATING EXPENSES		27,492	125	36,808	125	53,408

LOSS FROM OPERATIONS		(27,492)	(125)	(36,808)	(125)	(53,408)

OTHER INCOME
Interest Income		-	-	-	-	-

TOTAL OTHER INCOME		-	-	-	-	-

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(27,492)	(125)	(36,808)	(125)	(53,408)

PROVISION FOR INCOME TAXES		-	-	-	-	-

NET INCOME (LOSS)		$ (27,492)	$ (125)	$(36,808)	$ (125)	$ (53,408)

Net Loss Per Common Share		(0.016)	**	(0.056)	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		1,699,909	131,014	653,979	131,014

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From June 4, 1999 (Date of Inception) September 30, 2008

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings	TOTAL
	Shares	Amount	Capital	(Deficit)

Balance at June 4, 1999 (date of inception)	-		$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760		3,450
Net loss for the period	-	-	-	(2,394)	(2,394)
Balance December 31, 1999	689,700	690	2,760	(2,394)	1,056

Common stock issued for cash	1,211,000	1,211			1,211
Net loss for the year	-	-	-	(2,160)	(2,160)
Balance December 31, 2000	1,900,700	1,901	2,760	(4,554)	107

Common stock issued for cash	64,500	64	-		64
Net loss for the year	-	-	-	(171)	(171)
Balance December 31, 2001	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2002	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	1,965,200	1,965	2,760	(11,225)	(6,500)

Net loss for the year	-	-	-	(5,125)	(5,125)
Balance December 31, 2005	1,965,200	1,965	2,760	(16,350)	(11,625)

Net loss for the year	-	-	-	(125)	(125)
Balance December 31, 2006	1,965,200	1,965	2,760	(16,475)	(11,750)

Net loss for the Period	-	-	-	(125)	(125)
Balance December 31, 2007	1,965,200	1,965	2,760	(16,600)	(11,875)

Reverse Stock Split 15 to 1	(1,834,186)	(1,834)	1,834	-	-

Issuance of Stock for Services	4,868,978	4,869	15,131		20,000
Net loss for the Period	-	-	-	(36,808)	(36,808)
Balance September 30, 2008	4,999,992	5,000	19,725	(53,408)	(28,683)

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From June 4, 1999 (Date of Inception) September 30, 2008

	For the Three Months Ended September 30,		For the Nine Months Ended June 30,		Cumulative Amount from June 4, 1999 (inception) to September
	2008	2007	2008	2007	30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (27,492)	$ (125)	$ (36,808)	$ (125)	$ (53,408)
Adjustment to reconcile net loss to
Net cash used in operations:
Issuance of Common Stock for Services	20,000		20,000		20,000
Changes in operating assets and liabilities:
Accrued liabilities	(871)	-	500	-	500

NET CASH USED IN OPERATIONS	(8,363)	(125)	(16,308)	(125)	(32,908)

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-	-	-
Increase in payable to stockholder	8,363	125	16,308	125	28,183
Issuance of common stock	-	-	-	-	4,725
Net cash provided by financing activities	8,363	125	16,308	125	32,908

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash pain for interest	-	-	-	-	-
Cash paid for income taxes	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

BASSET ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (JUNE 4, 1999) THROUGH SEPTEMBER 30, 2008

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008, 2007 and the period from inception (June 4, 1999 through September 30, 2008).  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2007, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2007 Annual Report on Form 10-KSB. Our results for the nine months ended September 30, 2008 may not be indicative of our results for the twelve months ended December 31, 2008.

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

May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount paid during the nine months ended September 30, 2008 was $16,308.  The balance payable to the shareholder at September 30, 2008 and December 31, 2007 were $28,183 and $11,875 respectively.

NOTE 5 EQUITY TRANSACTIONS

As of July 31, 2008, the Company’s Board of Directors and the consenting majority shareholders, adopted and approved resolutions to effect a one-for-fifteen (1-for-15) reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Split”).  The Reverse Split became effective on September 3, 2008.

The effect of the Reverse Split was to reduce the total number of outstanding shares of the Company’s common stock from 1,965,200 to approximately 131,014 shares issued and outstanding. The Reverse Split affected all of the holders of all classes of the Company’s common stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that resulted from the rounding of fractional shares.  The Reverse Split did not cause a reduction in the Company’s 50,000,000 shares of authorized common stock.

On September 11, 2008, the Board of Directors of the Company authorized the issuance of approximately 4,868,978 shares of the Company’s common stock for services rendered by a contractor to the Company.  The total value was $20,000.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $28,683. The Company has cash on hand of $nil and a deficit accumulated in the development stage of $53,408.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Subsequent Event

Subsequent to the period ended September 30, 2008, as disclosed on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008, on November 7, 2008, pursuant to the terms of a stock purchase agreement by and between Mid-Continental Securities Corp., (“Seller”) and Madam Sun Keqing and A. Epstein and Sons International, Inc. (collectively referred to as “Buyers”), Madam Sun Keqing purchased 3,782,075 shares of common stock in the Company from Seller, and A. Epstein and Sons International, Inc. purchased 667,425 shares of common stock in the Company from Seller.  Buyers purchased an aggregate of 4,449,500 shares of common stock in the Company which represents approximately 88.99% of the total number of issued and outstanding common stock of the Company.  As a result of the share purchase, Madam Sun Keqing acquired voting control of the Company. The amount of consideration for the purchase of the shares was U.S. $200,000, an amount supplied by Buyers and Seller.

In conjunction with the share purchase transaction between Buyers and Seller, on November 7, 2008, Jose Acevedo resigned from his position as a director of the Registrant, and Cosmo Palmieri resigned as the chief executive officer and chief financial officer of the Registrant.  Neither Mr. Acevedo, nor Mr. Palmieri’s resignations were due to disagreements with the Company.

On November 7, 2008, the board of directors of the Registrant appointed Madam Sun Keqing as the chief executive officer, chief financial officer, and a director of the Registrant to fill the vacancies created by Mr. Acevedo and Mr. Palmieri’s resignations.  Madam Sun Keqing does not have any employment agreements with the Company.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As disclosed Form 8-K/A filed with the Securities and Exchange Commission on September 25, 2008, on September 11, 2008, the Board of Directors (the “Board”) of the Company authorized the issuance of approximately 4,868,978 shares of the Company’s common stock to Mid-Continental Securities Corp. (“Mid-Continental”) for past advisory services rendered by Mid-Continental to the Company. Because the transaction between the Company and Mid-Continental did not involve a public offering, the Company issued the Shares in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  No underwriters were used, nor were any brokerage commissions paid in connection with the issuance of the shares.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As reported on a Definitive 14C Information Statement filed by the Company with the Securities and Exchange Commission on August 11, 2008, and hereby incorporated by reference, as of July 31, 2008, the Company’s Board of Directors and the consenting majority shareholders, adopted and approved resolutions to effect a one-for-fifteen (1-for-15) reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Split”).  The Reverse Split became effective on September 3, 2008.

The effect of the Reverse Split was to reduce the total number of outstanding shares of the Company’s common stock from 1,965,200 to approximately 131,014 shares issued and outstanding. The Reverse Split  affected all of the holders of all classes of the Company’s common stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that resulted from the rounding of fractional shares.  The Reverse Split did not cause a reduction in the Company’s 50,000,000 shares of authorized common stock.

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

BASSET ENTERPRISES, INC.

By:  /S/ Madam Sun Keqing

Madam Sun Keqing, Chief Executive Officer

Date:     November 18, 2008

By:  /S/ Madam Sun Keqing

Madam Sun Keqing, Chief Financial Officer

Date:     November 18, 2008