Form 10-K/A
period 2007-12-31
BASSET ENTERPRISES INC
filed 2009-01-09
CIK 1097752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 2

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

PART I

EXPLANATORY NOTE:

Basset Enterprises, Inc. (hereinafter referred to as “we,” “us,” “our,” “Basset” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this "Amendment No. 2") to file an amended Report of its Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2007 and 2006.  This Form 10-K/A amends and supplants the Company’s Report of its Independent Registered Public Accounting Firm contained in both the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 which was filed on March 13, 2008 (the "Original Filing"), and its first Amendment (“Amendment No. 1”) to the Original Filing which was filed on December 29, 2008.  Except as described above, no other changes have been made to either the Original Filing, or Amendment No. 1.  This Amendment No. 2 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Basset Enterprises, Inc.

Naples Florida

We have audited the accompanying balance sheet of Basset Enterprises, Inc. (a development stage enterprise)(the “Company”) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006 and for the period June 4, 1999 (inception) thru December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2004 and for the year ended December 31, 2004 were audited by other auditors whose report dated March 24, 2005 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since June  4, 1999 (Date of Inception) to December 31, 2007 insofar as it relates to amounts for the prior periods through December 31, 2004 is based on the report of the other auditors

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basset Enterprises, Inc. (a Nevada corporation) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period June 4, 1999 (inception) thru December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Date: January 5, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Madam Sun Keqing

Madam Sun Keqing, Chief Executive Officer

Date: January 5, 2008

By:  /S/ Madam Zhu Xiaojuan

Madam Zhu Xiaojuan, Chief Financial Officer, Chief Accounting Officer

Date: January 5, 2008

By:  /S/ Madam Sun Keqing

Madam Sun Keqing, Director

Date: January 5, 2008

By:  /S/ Madam Sun Zhaozhong

Madam Sun Zhaozhong, Director