Form 10-Q
period 2009-03-31
BASSET ENTERPRISES INC
filed 2009-05-19
CIK 1097752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

As of May 15, 2009 the Issuer had 5,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Basset Enterprises, Inc. (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal year ended December 31, 2008.

BASSET ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-10

Basset Enterprises, Inc.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2009 and December 31, 2008

	Unaudited	Audited
	March 31,	December 31,
ASSETS	2009	2008
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL CURRENT ASSETS	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	3,750	3,250
Accounts Payable	2,258	1,653
Payable to Stockholder	$ 5,179	$ 3,526
TOTAL CURRENT LIABILITIES	11,187	8,429

TOTAL LIABILITIES	$ 11,187	$ 8,429

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares
authorized; no shares issued & outstanding	-	-
Common stock: par value $.001; 50,000,000 shares
authorized; 4,999,998 shares issued and outstanding	5,000	5,000
Additional paid in capital	19,725	19,725
Deficit accumulated during the development stage	(35,912)	(33,154)
TOTAL STOCKHOLDERS' DEFICIT	(11,187)	(8,429)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From June 4, 1999 (Date of Inception) to March 31, 2008
(Unaudited)
	For the Three Months Ended March 31,		Cumulative Amount from June 4, 1999 (inception) to March 31,
	2009	2008	2009
REVENUES
Sales	$ -	$ -	$ -
Cost of Sales	-	-	-

Gross profit	-	-	-

OPERATING EXPENSES
Administrative and General	2,758	7,445	64,775
TOTAL OPERATING EXPENSES	2,758	7,445	64,775

Loss from operations	(2,758)	(7,445)	(64,775)

OTHER INCOME
Debt Forgiveness Income	-	-	28,863

TOTAL OTHER INCOME	-	-	28,863

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(2,758)	(7,445)	(35,912)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$ (2,758)	$ (7,445)	$ (35,912)

Net Loss Per Common Share	**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING	4,999,992	1,965,200

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From June 4, 1999 (Date of Inception) to March 31, 2009
(Unaudited)

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings	TOTAL
	Shares	Amount	Capital	(Deficit)

Balance at June 4, 1999 (date of inception)	-		$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760		3,450
Net loss for the period	-	-	-	(2,394)	(2,394)
Balance December 31, 1999	689,700	690	2,760	(2,394)	1,056

Common stock issued for cash	1,211,000	1,211			1,211
Net loss for the year	-	-	-	(2,160)	(2,160)
Balance December 31, 2000	1,900,700	1,901	2,760	(4,554)	107

Common stock issued for cash	64,500	64	-		64
Net loss for the year	-	-	-	(171)	(171)
Balance December 31, 2001	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2002	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	1,965,200	1,965	2,760	(11,225)	(6,500)

Net loss for the year	-	-	-	(5,125)	(5,125)
Balance December 31, 2005	1,965,200	1,965	2,760	(16,350)	(11,625)

Net loss for the year	-	-	-	(125)	(125)
Balance December 31, 2006	1,965,200	1,965	2,760	(16,475)	(11,750)

Net loss for the year	-	-	-	(125)	(125)
Balance December 31, 2007	1,965,200	1,965	2,760	(16,600)	(11,875)

Reverse Stock Split 15 to 1	(1,834,186)	(1,834)	1,834	-	-
Issuance of Stock for Services	4,868,978	4,869	15,131		20,000
Net loss for the Period	-	-	-	(16,554)	(16,554)
Balance December 31, 2008	4,999,992	5,000	19,725	(33,154)	(8,429)

Net loss for the Period	-	-	-	(2,758)	(2,758)

Balance March 31, 2009	4,999,992	5,000	19,725	(35,912)	(11,187)

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From June 4, 1999 (Date of Inception) to March 31, 2009
(Unaudited)

	For the Three Months Ended March 31,		Cumulative Amount from June 4, 1999 (inception) to March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (2,758)	$ (7,445)	$ (35,912)
Adjustment to reconcile net loss to
Net cash used in operations:
Issuance of common stock for services	-	-	20,000
Forgiveness of shareholder payable	-	-	(28,183)
Changes in operating assets and liabilities:
Accrued liabilities	500	-	3,750
Accounts payable	605	-	2,258

NET CASH USED IN OPERATIONS	(1,653)	(7,445)	(38,087)

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Increase in payable to stockholder	1,653	7,445	26,862
Issuance of common stock	-	-	11,225
Net cash provided by financing activities	1,653	7,445	38,087

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

BASSET ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (JUNE 4, 1999) THROUGH MARCH 31, 2009

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2009 and the results of operations for the three months ended March 31, 2009, 2008 and the period from inception (June 4, 1999 through March 31, 2009).  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2008, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2008 Annual Report on Form 10-K. Our results for the three months ended March 31, 2009 may not be indicative of our results for the twelve months ended December 31, 2009.

New Accounting Pronouncements

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

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4  RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount paid during the three months ended March 31, 2009 was $1,653.  The balance payable to the shareholder at March 31, 2009 and December 31, 2008 were $5,179 and $3,526 respectively.

As of November 7, 2008 a shareholder forgave $28,863 of payables.  The amount is recorded as other income for the period from inception (June 4, 1999 through March 31, 2009).

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

Liquidity and Capital Resources

As of March 31, 2009, the Company remains in the development stage.  As of March 31, 2009, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $11,187. The Company has cash on hand of $nil and a deficit accumulated in the development stage of $35,912.The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:     May 19, 2009

By:  /S/ Madam Zhu Xiaojuan

Madam Zhu Xiaojuan, Chief Financial Officer, Chief Accounting Officer

Date:

May 19, 2009