Form 10-Q
period 2009-06-30
BASSET ENTERPRISES INC
filed 2009-08-13
CIK 1097752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 1, 2009 the Issuer had 5,000,000 shares of common stock issued and outstanding.

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

PERIOD ENDED JUNE 30, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-10

Basset Enterprises, Inc.
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2009 and December 31, 2008

	Unaudited	Audited
	June 30,	December 31,
ASSETS	2009	2008
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL CURRENT ASSETS	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	4,250	3,250
Accounts Payable	3,443	1,653
Payable to Stockholder	$ 5,179	$ 3,526
TOTAL CURRENT LIABILITIES	12,872	8,429

TOTAL LIABILITIES	$ 12,872	$ 8,429

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares
authorized; no shares issued & outstanding	-	-
Common stock: par value $.001; 50,000,000 shares
authorized; 4,999,998 shares issued and outstanding	5,000	5,000
Additional paid in capital	19,725	19,725
Deficit accumulated during the development stage	(37,597)	(33,154)
TOTAL STOCKHOLDERS' DEFICIT	(12,872)	(8,429)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0	$ -

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From June 4, 1999 (Date of Inception) to June 30, 2009
(Unaudited)
		For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Amount from June 4, 1999 (inception) to June 30,
		2009	2008	2009	2008	2009
REVENUES
Sales		$ -	$ -	$ -	$ -	$ -
Cost of Sales		-	-	-	-	-

Gross profit		-	-	-	-	-

OPERATING EXPENSES
Administrative and General		1,685	1,873	4,443	9,318	66,460
TOTAL OPERATING EXPENSES		1,685	1,873	4,443	9,318	66,460

Loss from operations		(1,685)	(1,873)	(4,443)	(9,318)	(66,460)

OTHER INCOME
Debt Forgiveness Income		-	-	-	-	28,863

TOTAL OTHER INCOME		-	-	-	-	28,863

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(1,685)	(1,873)	(4,443)	(9,318)	(37,597)

PROVISION FOR INCOME TAXES		-	-	-	-	-

NET INCOME (LOSS)		$ (1,685)	$ (1,873)	$ (4,443)	$ (9,318)	$ (37,597)

Net Loss Per Common Share		**	**	**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		4,999,992	1,965,200	4,999,992	1,965,200

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From June 4, 1999 (Date of Inception) to June 30, 2009
(Unaudited)

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings	TOTAL
	Shares	Amount	Capital	(Deficit)

Balance at June 4, 1999 (date of inception)	-		$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760		3,450
Net loss for the period	-	-	-	(2,394)	(2,394)
Balance December 31, 1999	689,700	690	2,760	(2,394)	1,056

Common stock issued for cash	1,211,000	1,211			1,211
Net loss for the year	-	-	-	(2,160)	(2,160)
Balance December 31, 2000	1,900,700	1,901	2,760	(4,554)	107

Common stock issued for cash	64,500	64	-		64
Net loss for the year	-	-	-	(171)	(171)
Balance December 31, 2001	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2002	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	1,965,200	1,965	2,760	(11,225)	(6,500)

Net loss for the year	-	-	-	(5,125)	(5,125)
Balance December 31, 2005	1,965,200	1,965	2,760	(16,350)	(11,625)

Net loss for the year	-	-	-	(125)	(125)
Balance December 31, 2006	1,965,200	1,965	2,760	(16,475)	(11,750)

Net loss for the year	-	-	-	(125)	(125)
Balance December 31, 2007	1,965,200	1,965	2,760	(16,600)	(11,875)

Reverse Stock Split 15 to 1	(1,834,186)	(1,834)	1,834	-	-
Issuance of Stock for Services	4,868,978	4,869	15,131		20,000
Net loss for the Period	-	-	-	(16,554)	(16,554)
Balance December 31, 2008	4,999,992	5,000	19,725	(33,154)	(8,429)

Net loss for the Period	-	-	-	(2,758)	(2,758)
Balance March 31, 2009	4,999,992	5,000	19,725	(35,912)	(11,187)

Net loss for the Period	-	-	-	(1,685)	(1,685)
Balance June 30, 2009	4,999,992	$ 5,000	$ 19,725	$ (37,597)	$ (12,872)

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From June 4, 1999 (Date of Inception) to June 30, 2009
(Unaudited)

	For the Six Months Ended June 30,		Cumulative Amount from June 4, 1999 (inception) to
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008	June 30, 2009

Net Income (Loss)	$ (4,443)	$ (9,318)	$ (37,597)
Adjustment to reconcile net loss to
Net cash used in operations:
Issuance of common stock for services	-	-	20,000
Forgiveness of shareholder payable	-	-	(28,183)
Changes in operating assets and liabilities:
Accrued liabilities	1,000	-	4,250
Accounts payable	1,790	-	3,443

NET CASH USED IN OPERATIONS	(1,653)	(9,318)	(38,087)

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Increase in payable to stockholder	1,653	7,445	26,862
Issuance of common stock	-	-	11,225
Net cash provided by financing activities	1,653	7,445	38,087

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2009 and the results of operations for the six months ended June 30, 2009, 2008 and the period from inception (June 4, 1999 through June 30, 2009).  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2008, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2008 Annual Report on Form 10-K. Our results for the six months ended June 30, 2009 may not be indicative of our results for the twelve months ended December 31, 2009.

New Accounting Pronouncements

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe SFAS No. 162 will have a significant impact on the Company’s financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operations. For the quarterly period ended June 30, 2009, the Company has considered subsequent events through July 31, 2009, which is the date its consolidated condensed financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated condensed financial statements and disclosures.

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

NOTE 4  RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount paid during the six months ended June 30, 2009 was $1,653.  The balance payable to the shareholder at June 30, 2009 and December 31, 2008 were $5,179 and $3,526 respectively.

As of November 7, 2008 a shareholder forgave $28,863 of payables.  The amount is recorded as other income for the period from inception (June 4, 1999 through June 30, 2009).

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

Liquidity and Capital Resources

As of June 30, 2009, the Company remains in the development stage.  As of June 30, 2009, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $12,872. The Company has cash on hand of $nil and a deficit accumulated in the development stage of $37,597.The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:    August 13, 2009

By:  /S/ Madam Zhu Xiaojuan

Madam Zhu Xiaojuan, Chief Financial Officer, Chief Accounting Officer

Date:     August 13, 2009