Form 10-Q
period 2010-03-31
BASSET ENTERPRISES INC
filed 2010-05-18
CIK 1097752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 1, 2010 the Issuer had 5,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Basset Enterprises, Inc. (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal year ended December 31, 2009.

BASSET ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-9

Basset Enterprises, Inc.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2010 and December 31, 2009

	Unaudited	Audited
	March 31,	December 31,
ASSETS	2010	2009
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL CURRENT ASSETS	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	750	5,750
Accounts Payable	1,320	820
Payable to Stockholder	$ 17,993	$ 12,243
TOTAL CURRENT LIABILITIES	20,063	18,813

TOTAL LIABILITIES	$ 20,063	$ 18,813

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares
authorized; no shares issued & outstanding	-	-
Common stock: par value $.001; 50,000,000 shares
authorized; 4,999,998 shares issued and outstanding	5,000	5,000
Additional paid in capital	19,725	19,725
Deficit accumulated during the development stage	(44,788)	(43,538)
TOTAL STOCKHOLDERS' DEFICIT	(20,063)	(18,813)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From June 4, 1999 (Date of Inception) through March 31, 2010

		For the Three Months Ended March 31,		Cumulative Amount from June 4, 1999 (inception) to March 31,
		2010	2009	2010
REVENUES
Sales		$ -	$ -	$ -
Cost of Sales		-	-	-

Gross profit		-	-	-

OPERATING EXPENSES
Administrative and General		1,250	2,758	73,651
TOTAL OPERATING EXPENSES		1,250	2,758	73,651

Loss from operations		(1,250)	(2,758)	(73,651)

OTHER INCOME
Debt Forgiveness Income		-	-	28,863

TOTAL OTHER INCOME		-	-	28,863

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(1,250)	(2,758)	(44,788)

PROVISION FOR INCOME TAXES		-	-	-

NET INCOME (LOSS)		$ (1,250)	$ (2,758)	$ (44,788)

Net Loss Per Common Share		**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		4,999,992	4,999,992

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From June 4, 1999 (Date of Inception) through March 31, 2010

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings	TOTAL
	Shares	Amount	Capital	(Deficit)

Balance at June 4, 1999 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760		3,450
Net loss for the period	-	-	-	(2,394)	(2,394)
Balance December 31, 1999	689,700	690	2,760	(2,394)	1,056

Common stock issued for cash	1,211,000	1,211			1,211
Net loss for the year	-	-	-	(2,160)	(2,160)
Balance December 31, 2000	1,900,700	1,901	2,760	(4,554)	107

Common stock issued for cash	64,500	64	-		64
Net loss for the year	-	-	-	(171)	(171)
Balance December 31, 2001	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2002	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,965,200	1,965	2,760	(4,725)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	1,965,200	1,965	2,760	(11,225)	(6,500)

Net loss for the year	-	-	-	(5,125)	(5,125)
Balance December 31, 2005	1,965,200	1,965	2,760	(16,350)	(11,625)

Net loss for the year	-	-	-	(125)	(125)
Balance December 31, 2006	1,965,200	1,965	2,760	(16,475)	(11,750)

Net loss for the year	-	-	-	(125)	(125)
Balance December 31, 2007	1,965,200	1,965	2,760	(16,600)	(11,875)

Reverse Stock Split 15 to 1	(1,834,186)	(1,834)	1,834	-	-
Issuance of Stock for Services	4,868,978	4,869	15,131		20,000
Net loss for the Period	-	-	-	(16,554)	(16,554)
Balance December 31, 2008	4,999,992	5,000	19,725	(33,154)	(8,429)

Net loss for the year	-	-	-	(10,384)	(10,384)
Balance December 31, 2009	4,999,992	5,000	19,725	(43,538)	(18,813)

Net loss for the year	-	-	-	(1,250)	(1,250)
Balance March 31, 2010	4,999,992	5,000	19,725	(44,788)	(20,063)

The accompanying notes are an integral part of these financial statements.

Basset Enterprises, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From June 4, 1999 (Date of Inception) through March 31, 2010

	For the Three Months Ended March 31,		Cumulative Amount from June 4, 1999 (inception) to March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (1,250)	$ (2,758)	$ (44,788)
Adjustment to reconcile net loss to
Net cash used in operations:
Issuance of common stock for services		-	20,000
Forgiveness of shareholder payable		-	(28,183)
Changes in operating assets and liabilities:
Accrued liabilities	(5,000)	500	750
Accounts payable	500	605	1,320

NET CASH USED IN OPERATIONS	(5,750)	(1,653)	(50,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in payable to stockholder	5,750	1,653	46,176
Issuance of common stock	-	-	4,725
Net cash provided by financing activities	5,750	1,653	50,901

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash pain for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

BASSET ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (June 4, 1999) THROUGH MARCH 31, 2010

NOTE 1 ORGANIZATION

Basset Enterprises, Inc. (the "Company") is currently a development stage company under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards ("SFAS") No. 7, and was incorporated under the laws of the State of Nevada on June 4, 1999. The Company has a December 31 year-end.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915 “Development Stage Entities”, which was previously SFAS 7. Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit) and cash flows disclose activity since the date of the Company's inception.

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2010 and the results of operations for the three months ended March 31, 2010, 2009 and the period from inception (June 4, 1999) through March 31, 2010.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2009, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2009 Annual Report on Form 10-K. Our results for the three months ended March 31, 2010 may not be indicative of our results for the twelve months ended December 31, 2010.

Recently Issued Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on May 11, 2010.

NOTE 3 GOING CONCERN

BASSET ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (June 4, 1999) THROUGH MARCH 31, 2010

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the three months ended March 31, 2010 was $5,750. The balance payable to the shareholder at March 31, 2010 and December 31, 2009 were $17,993 and $12,243, respectively.

As of November 7, 2008 a shareholder forgave $28,863 of payables.  The amount is recorded as other income for the period from inception (June 4, 1999) through March 31. 2010.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company remains in the development stage.  As of March 31, 2010, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $20,063.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $44,788. The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVED AND RESERVED).

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

Date:    May 18, 2010

By:  /S/ Madam Zhu Xiaojuan

Madam Zhu Xiaojuan, Chief Financial Officer, Chief Accounting Officer

Date:     May 18, 2010